Form 10-Q
period 2010-09-30
PGI ENERGY FUND I SERIES-2010,INC
filed 2010-11-22
CIK 1494590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-34825

PGI ENERGY FUND I SERIES 2010, INC.

(Exact Name of Registrant As Specified In Its Charter)

Texas	27-1980622
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7322 SOUTHWEST FRWY., SUITE 1100, HOUSTON, TX 77074

(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code (713) 532-5649

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, as of November 22, 2010, was 226,966,667.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends,” “plans,” “should,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions. Such statements include but are not limited to statements under Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report, and elsewhere in this Report. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report.

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons:

•	our ability to implement our business plan;

•	our ability to market our proposed services, commence revenue operations and then to achieve profitable results of operation;

•	competition from larger, more established companies with far greater economic and human resources than we have;

•	our ability to attract and retain customers and quality employees;

•	the effect of changing economic conditions; and

•	changes in government regulations, tax rates and similar matters.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Report, or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”). The cautionary statements made in this Report are intended to be applicable to all related forward-looking statements wherever they appear in this Report.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

PGI ENERGY FUND 1 SERIES 2010 INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED FINANCIAL STATEMENTS

(Unaudited)

PGI ENERGY FUND 1 SERIES 2010 INC.

(A DEVELOPMENT STAGE ENTERPRISE)

PGI ENERGY FUND 1 SERIES 2010 INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED BALANCE SHEET (Unaudited)

SEPTEMBER 30, 2010

ASSETS
Current assets
Cash	$1,945

Total current assets	1,945

Other assets
Stock issuance costs	$118,000

Total other assets	118,000

Total Assets	119,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$38,099
Loans from shareholders	13,269

Total current liabilities	51,368

Commitments

Stockholders’ equity
Common stock, par value $0.01 per share, 500,000,000 shares authorized, 225,966,667 issued and outstanding	2,259,667
Additional Paid in Capital (Deficit)	(1,566,667)
Deficit accumulated during development stage	(624,423)

Total equity	68,577

$119,945

The accompanying notes are an integral part of these unaudited condensed financial statements.

PGI ENERGY FUND 1 SERIES 2010 INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

(With cumulative totals since inception)

	Three months ended September 30, 2010	Cumulative Totals From Inception (February 18 to September 30, 2010)
Revenues	$—	$—

Operating expenses
Professional Fees (includes stock-based cost of $215,000)	212,163	330,087
Employment expenses (includes stock-based costs of $260,000)	260,000	260,000
General and administrative expenses	4,329	9,336
Acquisition related costs	0	25,000

	476,492	624,423
Net loss	(476,492)	$(624,423)

Net loss per share—basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding	173,043,011	116,709,630

The accompanying notes are an integral part of these unaudited condensed financial statements.

PGI ENERGY FUND 1 SERIES 2010 INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY (Unaudited)

FOR THE PERIOD FEBRUARY 18, 2010 (DATE OF INCEPTION) TO SEPTEMBER 30, 2010

	Common Stock		Additional Paid In	Common	Deficit Accumulated
	Shares	Amount	Capital Deficit	Stock Subscription	during Development Stage	Total
Balance at February 18, 2010 (date of inception)	—	$—	$—	$—	$—	$—

Common stock issued	225,966,667	2,259,667	(1,566,667)	—	—	693,000

Net loss	—	—	—	—	(624,423)	(624,423)

Balance at September 30, 2010	225,966,667	$2,259,667	$(1,566,667)	$—	$(624,423)	$68,577

The accompanying notes are an integral part of these unaudited condensed financial statements.

PGI ENERGY FUND 1 SERIES 2010 INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF CASH FLOWS (Unaudited)

FOR THE PERIOD FEBRUARY 18, 2010 (DATE OF INCEPTION) TO SEPTEMBER 30, 2010

Cumulative totals from Inception (February 18, 2010 to September 30, 2010)
Cash flows from operating activities
Net loss	$(624,423)
Adjustments to reconcile net loss to net cash provided by operating activities
Shares issued for legal services	49,000
Shares issued for expenses paid by stockholder	50,000
Common stock issued for other services	215,000
Stock-based compensation to employees	260,000
Changes in assets and liabilities
Accounts payable and accrued expenses	38,099

Net cash provided by operating activities	(12,324)

Cash flows from financing activities
Proceeds from stock issuance	1,000
Loans from shareholders	13,269

Net cash provided by financing activities	14,269

Net increase in cash	1,945
Cash, beginning of period	—

Cash, end of period	$1,945

Supplemental cash flow disclosure
Non-cash financing activities
Issuance of common stock for stock issuance costs	$118,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PGI ENERGY FUND 1 SERIES 2010 INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED (Unaudited) FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

PGI Energy Fund 1 Series 2010 Inc. (the “Company”) was incorporated on February 18, 2010 in the State of Texas and established a fiscal year end of December 31. The Company is a development stage enterprise organized to acquire controlling interests in energy industry entities. The Company is currently in the development stage as defined in the Accounting Standards Codification 915, Development Stage Entities. All activities of the Company to date relate to its organization, initial funding and share issuances.

On July 1, 2010, the Board of Directors authorized and the Company effectuated a 1-for-3 reverse stock split of the Company’s common stock. The number of authorized shares of the Company’s common stock shall remain at 500,000,000. The par value and other terms of the common stock were not affected by the reverse stock split. The share numbers and per share amounts in the financial statements and the notes to the financial statements reflect the retroactive application of this reverse stock split.

Basis of Presentation

The condensed unaudited interim financial statements contain unaudited information as of September 30, 2010 and for the three months ended September 30, 2010 and for the cumulative period February 18, 2010 (inception) through September 30, 2010. The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements do not include complete footnotes and financial statement presentations. As a result, these unaudited condensed financial statements should be read along with the audited financial statements and notes thereto for the period from inception through the period ended April 30, 2010, included in our Registration Statement on Form S-1 filed with the SEC. In our opinion, the unaudited condensed financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for those periods presented. The preparation of financial statements in conformity with United States (U.S.) generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. Moreover, the results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from these estimates.

Stock Issuance Costs

Direct expenses incurred related to the issuance of stock are recorded as a prepaid asset. These costs will be recognized as a reduction of proceeds upon the issuance of stock.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of the Accounting Standards Codification 740, Accounting for Income Taxes, which requires an asset and liability approach to calculate deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties, other in a forced sale or liquidation or carrying amounts of current assets and current liabilities approximate to their fair values due to their short-term nature.

PGI ENERGY FUND 1 SERIES 2010 INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities for the period February 18, 2010 (date of inception) to September 30, 2010, and has an accumulated deficit of ($624,423) as of September 30, 2010. The Company has relied upon cash from its two initial shareholders to fund its ongoing operations to date as it has yet to generate sufficient cash from its operating activities. These factors create an uncertainty about the Company’s ability to continue as a going concern until it completes its financing activities. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3 - EQUITY TRANSACTIONS

Effective February 18, 2010, the Company issued founders shares as follows:

•

Robert Gandy received 85 million shares in return for $1,000 cash and a commitment to funding operating expenses of the Company up to $50,000. Through September 30, 2010, Mr. Gandy paid $62,819 of expenses on behalf of the Company, of which $12,819 are classified as loan from shareholder and are non-interest bearing.

•

Marcellous McZeal received 82 million shares in return for legal services valued at $49,000. Through September 30, 2010, Mr. McZeal provided services for $49,000 and paid $450 of expenses on behalf of the Company, which were classified as loan from shareholder and is non-interest bearing.

During September 2010 the Company issued the following shares, all recorded at $0.01 per share which represents the fair value of the shares primarily based on the fair value of the services received.

•

5,000,000 shares were issued to Kodiak Capital Group, LLC (“Kodiak”) as a commitment fee under the Investment Agreement with them. This transaction has been recorded as stock issue cost on the balance sheet and will offset the equity raised.

•

6,800,000 shares were issued to Knights Bridge Law Co. Ltd, an affiliate of Heffernan Capital Management as a commitment fee under the Underwriter Agreement with them. This transaction has been recorded as stock issue costs on the balance sheet and will offset the equity raised.

•	10,000,000 shares were issued to Roger Smith for consulting services. Mr. Smith subsequently became a director of the Company.

•	26,000,000 shares were issued to executive officers and employees as share based compensation. The share issuances were restricted and the compensation expense was recognized on the date of issue.

•	11,500,000 shares were issued to various service providers for professional services rendered.

4 - INVESTMENT AND UNDERWRITING AGREEMENTS

On April 20, 2010 the Company entered into an Investment Agreement with Kodiak, pursuant to which the Company has the right to put to Kodiak up to $100 million in shares of the Company’s common stock (i.e. the Company can compel Kodiak to purchase the Company’s common stock at a pre-determined formula). The amount that the Company is entitled to put to Kodiak is either, at Kodiak’s elections, 200% of the average daily volume of the common stock for the preceding ten trading days multiplied by the average of the three immediately preceding daily closing bid prices or up to $5,000,000. The purchase price of the common stock will be equal to 85% of the lowest closing bid price. In no event will Kodiak be entitled to purchase additional shares exceeding 4.99% of the common stock outstanding.

Under the Investment Agreement, the Company issued 5,000,000 shares to Kodiak on September 21, 2010. In addition, the Company is obligated to pay a commitment fee of $5,000,000, half of which will be deducted from the first draw down, and the balance will be due at the earlier of the second draw down or three months after the effective date of the Company’s registration statement.

Kodiak will only purchase shares when the Company meets the following conditions:

•	A registration statement has been declared effective and remains effective for the resale of the common stock.

•

The common stock is listed on a principal market and has not been suspended from trading for a period of two consecutive trading days and the Company has not been notified of any pending or threatened proceeding or other action to delist or suspend its common stock;

•	The Company has complied with its obligations under the Investor Agreement and the Registration Rights Agreement.

•

No injunction has been issued and remains in force, and no action has been commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or the issuance of the Company’s common stock; and

•	The issuance of securities will not violate any shareholder approval requirements.

On October 8, 2010 the Company entered into an Underwriting Agreement with Heffernan Capital Management (“Heffernan”). Heffernan will underwrite 55,700,000 shares of common stock at a minimum bid of $.25 per share, with a commission to be retained by Heffernan equal to $.10 per share. In connection with the Underwriting Agreement, the Company issued 6,800,000 shares as a commitment fee on September 30, 2010. The Company subsequently entered into a stock subscription agreement with Heffernan Capital Management on October 29, 2010 for Heffernan Capital Management to purchase the 55,700,000 shares. The Heffernan Capital Management stock subscription agreement (purchase agreement) is a firm commitment to buy the shares subscribed for. Heffernan Capital Management will close on its purchase of the Company’s shares once a ticker symbol has been issued by FINRA approving the Company for trading on the OTCBB (Over-the-counter-bulletin-board) and plan to sale the shares to overseas investors (Non-US citizens).

5 - COMMITMENTS

The Company entered into an agreement with Pythagoras Group, Inc. (“Pythagoras”), an entity wholly owned and controlled by Robert Gandy, that as compensation for obtaining financing for the Company (as currently being negotiated with Kodiak), Pythagoras will receive 6% of the funded amount. Finally, Pythagoras will act as the chief investment administrator and will receive 2% of the gross profit plus operating expenses.

The Company also has an agreement with Grealish & McZeal, an entity affiliated with Marcellous McZeal, to pay an aggregate amount of $2 million in consideration of legal services rendered to date, and to be rendered in the future. Throughout September 30, 2010 $49,000 in common stock since inception has been recorded under this agreement.

On May 05, 2010 the Company entered into a staff services agreement with Odyssey Outsourcing, Inc d/b/a Odysseyone Source to provide outsourced human resource management of the company’s payroll for staff, health benefits, life benefits and retirement benefits plan. The services to be provided are a pay as you go service. We have not paid any fees to Odyssey Outsourcing nor do we owe any fees to them until we begin the use of their services which will not begin until the Company is capitalized from its initial public offering sale of securities.

The Company entered into employment agreements with 5 executive officers effective July 1, 2010 and extending through June 15, 2015, pursuant to which the officers received 20 million shares and were due signing bonuses equal to their annual salaries aggregating $900,000. On November 17, 2010 the executives amended their employment agreements to delay enforcement of the agreements until the Company receives proceeds from the Heffernan Capital Management subscription agreement.

PGI ENERGY FUND 1 SERIES 2010 INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

6 - SUBSEQUENT EVENTS

The Company filed a Form S-1 Registration Statement with the SEC that became effective on October 22, 2010. However, the Company is continuing to work to respond to any open comments by the SEC. Once the comment process is complete, the Company expects to file another Form S-1 Registration Statement to register shares subject to the terms of the Investment Agreement with Kodiak.

On November 5, 2010, Robert Gandy received an additional 1 million shares of the Company’s stock in exchange for $10,000 in cash. Robert Gandy then gifted the shares to Roger Smith. Additionally, Robert Gandy made an unsecured loan to the Company of $3,000.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

General

You should read the following plan of operation together with the more detailed information and financial statements and notes thereto and schedules appearing elsewhere in this 10-Q report. Throughout this 10-Q report, when we refer to “PGI Energy,” “we,” “our” or “us,” we mean PGI ENERGY FUND I SERIES 2010, Inc. This plan of operation contains forward looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” or elsewhere in this 10-Q report.

We are a development stage company and our business purpose is unproven and we cannot assure you that we will ever achieve profitability or, if we achieve profitability, that it will be sustainable. We are subject to all of the risks inherent in a new business. We have not generated any revenues to date. As of September 30, 2010, we had current assets in the amount of $1,945 and current liabilities in the amount of $51,368. We had an accumulated deficit of $(624,423) as of September 30, 2010. Our current working capital is not sufficient to enable us to implement our business purpose described in this 10-Q report. For these and other reasons, our independent auditors have raised substantial doubt about our ability to continue as a going concern. Accordingly, we will require financing in addition to the net proceeds we are able to raise.

Liquidity

The Company has not generated any revenues since inception. The Company has relied upon expenses being paid through loans provided by the founders McZeal and Gandy, unsecured with no interest rate or time affixed for repayment. The Company expects its liquidity position to increase once the public offering of its shares occurs and it begins to acquire income producing assets to cover expenses and operations. The Company expects its liquidity position to increase as its sells shares to Kodiak Capital Group under its investment arrangement to acquire up to $100mil. worth of the Company stock and resale into the market over 36-months. The Company has received a similar term sheet from AGS Capital New York for commitment of $100mil. but has not executed the term sheet which remains as a viable option. The Company expects its liquidity position to be affected by its future decisions whether to finance acquisitions through means of traditional bank loans, mezzanine debt, structured finance corporate debt, or secondary offering of equity securities into the market place. The Company expects that its payroll will grow to approx. $2.4 million annually as it hires new employees immediately upon full operations to fulfill duties of marketing, sales, analysts, logistics and transportation. We have budgeted for a total of 31-33 employees including executives. Our payroll for executives alone is $900,000 annually. We anticipate being able to meet continued payroll and general operating expenses of $4,800,000 annually from operations as acquisitions of oil and gas assets, and or refinery and pipeline assets occur and the products are sold into the market. Market volatility for commodity pricing daily may affect our position of liquidity causing it to increase or decrease. We do not have firm commitments for expenses of $4,800,000 this is merely a projected figure that we reasonably believe will occur that can affect liquidity of the Company. We have not identified any other known trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way. In light of the limitation on the agreement of stock that Kodiak may purchase pursuant to Section 2(J) of the Investment Agreement. Specifically, given that we currently have 225,966,667 shares of common stock outstanding as of September 30, 2010, and given the limitation that Kodiak cannot hold more that 4.99% of our outstanding common stock, it appears that Kodiak may not purchase more 11,275,737 shares of our common stock. In addition, given that we must pay  1/2 of the commitment fee of $5 million upon the first drawdown and the fact that Kodiak currently holds 5,000,000 shares of our common stock issued as a commitment fee, it appears that the first drawdown will be limited to 6,275,737 shares. Assuming a best bid price equal to our offering price of $0.25, and taking into account the 15% discount to Kodiak and 6% payment to Pythagoras, we would net roughly $0 from our agreement with Kodiak at the first drawdown until the commitment fee is paid. We will not be able to draw down further amounts from this equity line until Kodiak sells it holdings of our common stock, or we issue more shares to dilute Kodiak’s holdings so that its ownership remains below the 4.99% threshold. Kodiak assures us that it has significant investor pools and affiliate market makers who will buy its positions in our stock to help it maintain a level below 4.99%. Further, we anticipate the Kodiak share position will be further diluted to issuance of more shares given the fact that 55,700,000 shares are fully underwritten through Heffernan Capital Management. We further assume without offering guarantee of any kind that the share price that we offer shares to Kodiak Capital Group will be at market pricing much higher than our offering price best bid. The offering of shares to Kodiak Capital is also subject to a subsequent registration statement being filed with the Securities and Exchange Commission after completion of our initial public offering. Subject to the terms and conditions of the Equity Line Transaction Documents, and from time to time during the Open Period, the Company may, in its sole discretion, deliver a Put Notice to the Investor which states the dollar amount (designated in U.S. Dollars) (the “Put Amount”), which the Company intends to sell to the Investor on a Closing Date (the “Put”). The amount that the Company shall be entitled to Put to the Investor (the “Put Amount”) shall be equal to, at the Investor’s election, either: (A) up to Two Hundred percent (200%) of the average daily volume (U.S. market only) of the Common Stock for the Ten (10) Trading Days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the Put Date, or (B) up to minimum five million dollars ($5,000,000). During the Open Period, the Company shall not be entitled to submit a Put Notice until after the previous Closing has been completed. The Purchase Price for the Common Stock identified in the Put Notice shall be equal to eighty five percent (85%) of the lowest closing Best Bid price of the Common Stock during the Pricing Period.

Example of put pricing model the Company will use when submitting put request to Kodiak is as follows: Assuming the Company shares are trading at .35 ..40.45 for ten trading days with the lowest best bid pricing at .30 then the Kodiak would purchase our shares at 85% of .30 which equals 0.255 per share times 14,000,000 shares= $3,570,000 less 6% to Pythagoras Group= $3,355,800 Net. Utilizing this put strategy the Company could register for issuance 100mil shares at this pricing and net $25mil and register more shares as needed over 36 months until the Company has secured the entire funding amount of $100mil. In the first instance the Company intends to register at least 100mil. shares for sell to Kodiak. Assuming the Company shares trading volume was at 2,000,000 shares times 10 days times an average three daily closing bid price of .40 as the lowest closing best bid price for the three daily closing bid prices preceding the put date. The put formula would be 2,000,000 X 200%= 4,000,000 X .40= $1,600,000. Utilizing this put strategy the Company could register for issuance 100mil. shares at this pricing and net $40mil. then register more shares as needed over 36 months until the Company has secured the entire funding amount of $100mil.

Capital Resources

Our acquisition and funding capital will come from issuing shares for sale to the public through registration, our stock subscription agreement with Heffernan Capital Management entered on October 29, 2010 to purchase 55,700,000 shares effectively closing our Initial Public Offering. The Heffernan Capital Management stock subscription agreement (purchase agreement) is a firm commitment to buy the shares subscribed for. Heffernan Capital Management will close on its purchase of our shares once a ticker symbol has been issued by FINRA approving the Company for trading on the OTCBB (Over-the-counter-bulletin-board) and plan to sale the shares to overseas investors throughout Asia (Non-US citizens) and subsequently selling shares to Kodiak Capital Group through Investment Agreement funding commitment of $100mil over 36-months, and future debt structures such as corporate grade debt offerings, traditional asset backed loans, third party mezzanine debt lenders as applicable for the situation.

We have had no revenue since inception and are considered a development stage company. We may at our discretion leverage assets and funds to finance projects through off balance sheet methods of third party lender or investor such as establishing a special purpose entity to hold an asset being acquired through a joint venture agreement with a third party and taking out a loan under said entity through traditional debt structure, mezzanine debt structure or structured finance through the debt markets for rated corporate debt, upon which these transactions may properly categorized as off-balance sheet transaction if PGI Energy Fund I Series 2010 owns less than 50% of the entity or assets. At any point where we determine to enter into said transactions which we have not so determined at this point. The Company will fully disclose said transaction to its shareholders and provide supporting information within its financial reports so as to maintain transparency.

We have not identified any other known trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way. The have been no changes between equity, debt and any off-balance sheet financing arrangements to date.

Results of Operations

We are a development stage company and our business purpose is unproven and we cannot assure you that we will ever achieve profitability or, if we achieve profitability, that it will be sustainable. We are subject to all of the risks inherent in a new business. Market volatility for commodity pricing daily may affect our position of liquidity causing it to increase or decrease as we acquire proven producing oil and gas assets, and refinery and or pipeline assets. Changes in governmental policies, regulations and laws could affect our operations results. We have not identified specific changes that will affect our operations with absolute certainty. As we acquire assets our cost of operations will increase with added operating expenses, payroll, cost of inventory ect. As of September 30, 2010, we had current assets in the amount of $1,945 and current liabilities in the amount of $51,368. We had an accumulated deficit of $(624,423) as of September 30, 2010. Our current working capital is not sufficient to enable us to implement our business purpose described in our 10-Q report. For these and other reasons, our independent auditors have raised substantial doubt about our ability to continue as a going concern. Accordingly, we will require financing in addition to the net proceeds we are able to raise in our initial public offering.

Our Business and Our Plan of Operation

We were incorporated in Texas on February 18, 2010, for the purpose of establishing an energy holding company, headquartered in Houston, Texas. The company’s purpose is to acquire assets in the proven producing oil and gas assets, refinery and pipeline sectors of the energy industry and other synergistic assets. The company will only acquire proven producing, and income producing assets. Funding Structures: We will acquire assets under traditional debt, revolving credit facility, Limited Partnership, direct equity ownership of assets, special purpose entity to hold assets, with the company maintaining controlling interest or joint venture interest. We may at our discretion leverage assets and funds to finance projects through off balance sheet methods of third party lender or investor such as establishing a special purpose entity to hold an asset being acquired through a joint venture agreement with a third party and taking out a loan under said entity through traditional debt structure, mezzanine debt structure or structured finance through the debt markets for rated corporate debt, upon which these transactions may properly categorized as off-balance sheet transaction if PGI Energy Fund I Series 2010 owns less than 50% of the entity or assets. The Company will fully disclose said transaction to its shareholders and provide supporting information within its financial reports to maintain transparency.

Credit Committee and Underwriting Guidelines: We are required to apply a standard of valuation for targeted assets to acquire as follows: Before we acquire an asset it must meet this criteria, have a maximum loan-to-value ratio of 70% of the value of proven developed producing oil and gas assets, maximum loan to value ratio of 35% of proven developed non-producing behind pipe assets, refinery and pipeline assets maximum 70% loan to value of income and asset base value based upon review of a third party engineering or appraisal report. All acquisition funding require 100% cash flow to the Company less agreed upon general & accounting expenses as the term is commonly understood in generally accepted accounting principles. All funding structures require PGI Energy Fund to receive a minimum equity ownership of 3%-15% of the asset being acquired. Credit underwriting Process: Initial Review of the asset, good title report, third party engineering report review or appraisal, funding structure or proposed term sheet for funding, credit committee review for approval or decline, commitment to fund if approved, loan documents provided from attorney if any, and closing instructions.

Our executive officers are our credit committee members. Our credit committee must consist of at least three of our executive officers whom shall meet to review projects for acquisition, and funding as recommended by our underwriters consistent with our underwriting guidelines. The committee members shall give their assent or dissent to a particular acquisition or funding and said decision shall be recorded upon the records of the Company. The majority vote of the credit committee decision is final subject to review and veto by the Board of Directors only. All of our executives may sit on the committee for any project presented. The acquisition or funding target shall be presented to all committee members for review prior to committee review date and the members shall coordinate their schedules internally to make sure that a quorum will be convened to decide the matter. If a quorum is not present the committee review will be post- poned for later date. The credit underwriter nor committee members may deviate from the underwriting guidelines set forth unless the guidelines are fully revised by the Board of Directors. The Board of Directors may override, veto or revise any decision made by the credit committee.

Our credit underwriter is Pythagoras Group by and through its designated agents. The credit underwriter will recommend acquisition targets and funding structures. The credit underwriter will recommend funding requirements within the defined underwriting guidelines and present to the credit committee for final decision. Pythagoras Group/Robert Gandy will not function as a securities underwriter with respect to our IPO. Pythagoras Group/Robert Gandy role as credit underwriter is defined as vetting acquisition opportunities among its resources in the oil and gas industry to identify asset classes that fall within the underwriting guidelines, evaluate those assets through initial review of the asset, good title report, third party engineering report review or appraisal, recommend funding structure or proposed term sheet for funding, issue commitment to fund upon approval by credit committee, order loan documents to be provided from attorney if needed, and closing instructions. The credit underwriter also shall schedule closing of acquisitions and arrange funding.

We expect our results of operations may also fluctuate significantly in the future as a result of a variety of market factors, including, among others, the dominance of other companies offering similar services, the entry of new competitors into our industry, our ability to attract, retain and motivate qualified personnel, the initiation, renewal or expiration of our customer base, pricing changes by us or our competitors, specific economic conditions in the energy upstream and midstream assets retail sales of products, and general economic conditions. Accordingly, our future sales and operating results are difficult to forecast. As of the date of this 10-Q report, we have earned no revenue. Failure to generate revenue will cause us to go out of business, which will result in the complete loss of your investment.

The income potential of our proposed business is unproven and our limited operating history makes it difficult to evaluate our prospects. We anticipate increased expenses as we continue to expand and improve our infrastructure, implement our business purpose, invest in or develop additional services, develop our technology, expand our sales and marketing efforts and pursue additional industry relationships. Moreover, the acceptance of the services that we offer is uncertain. We are dependent on the proceeds of this offering to further implement our business purpose. If we are unable to raise such additional financing, we may be unable to continue in business and may have to curtail our operations. Also, there can be no assurance that management will continue to provide funds for our operations in the form of stock subscriptions.

PGI Energy will acquire proven producing oil & gas assets and refinery and pipeline assets throughout the US and Canada with existing operators contracted to maintain production. We will establish a trading and sales department for crude and refined products which will be responsible for selling refined crude products from any refinery we may acquire. If sufficient crude is not available from any oil fields we may acquire for operations, we will purchase crude at market.

Acquisition Targets and Evaluation

The Company has identified and evaluated numerous potential targets for acquisition of oil and gas assets on-shore and off-shore in state waters in Louisiana Gulf Coast which includes 60 oil wells and 6 injection wells of which 33 are active and an eight mile transport pipeline with pump and metering facilities. The structure is a Shell Oil platform generating approx. 400 boe per day with revenues of $10.6 mil. and pipeline revenues of approx. $1.5mil. The asset will be operated by third party operator for production maintenance. The acquisition cost of the asset is $35mil. Net EBITDA expected of $8.4 Mil. Ann.

The Company has identified a 5,000 Bpd atmospheric refinery newly constructed 2009, distressed asset taken back by the lender after construction. The lender has competent management operating the facility. The asset appraised in 2008 for $74 mil. and the lender is willing to sale the asset for $26mil. The revenues historically under lender management at less than full capacity have generated approx. $4mil.-$6mil. per month revenues and is expected to generate $72mil. per year on average with net EBITDA of $10.8Mil. Ann. The assets will be operated by existing management team.

The Company has identified proven producing oil and gas assets in Texas, Louisiana and Ohio being offered by a single owner of approx. 360 wells operated at cost ranging $1.7 mil. per 10% WI or entire field from $8.4 mil. to $20mil. These assets collectively generate annual revenues over $6mil. the assets will be operated by current third party operators.

The Company has reviewed numerous engineering reports for offered packages of upstream and midstream assets as potential targets of acquisition as funding becomes available. However, there are no assurances these assets will remain available when and if the company raises capital for acquisitions because these assets are not under contract and are for sale to the first buyer. For an example the company entered into discussions to acquire a 5,500 Bbl per day refinery in Kentucky and the owner was distressed, and sold to the first buyer with cash.

The Company has evaluated potential proven producing asset divestures by EnCana in Canada as potential joint venture partnerships with certain Canadian operators.

The Company cannot further identify specific seller information as this compromises the company chances of acquiring these assets. The Company has been in communications with the owners and or agents of the foregoing assets and negotiated firm pricing as indicated above contingent upon us receiving funding to execute agreements for final purchase on a first come basis.

We plan to limit our planned investment under certain circumstances

Our acquisition strategy is contingent upon us receiving funding from our Heffernan Capital stock subscription agreement and underwriting agreement which is expected to net the Company $8,355,000 prior to offering expenses. We are further relying upon our Kodiak Capital commitment and selling shares to the public through registered public offering. If we do not receive the full amount of this offering we plan to limit our acquisition strategy to no more than 75% of liquidity at any given time. This simply means if we have $8mil. liquidity we will only acquire up to $6mil. proven income producing assets.

Company Planned Capital Expenditures for the next 12 months

The Company has planned for the following expenditures upon raising sufficient capital to meet its goals and objectives: $50,000,000- $100,000,000 acquisition of proven producing oil & gas, mid-stream assets; $2-4mil. of trucking and distribution; office furnishings and equipment $200,000-$400,000. Our capital expenditure is contingent upon us receiving funding from our Heffernan Capital stock subscription agreement, Kodiak Capital commitment and selling shares to the public through registered public offering. If we do not receive the full amount of this offering and or the Kodiak Capital funds do not materialize, we plan to limit our capital expenditure to no more than 75% of liquidity at any given time, then re-evaluate our alternative financing solutions such as AGS Capital Group $100mil. term sheet equity line offer, secondary public offering through registering additional shares and selling through the market, corporate debt rated offering, mezzanine debt loan, asset based loan, and traditional bank funding.

Outstanding Equity Awards and Issuances

There were 26,000,000 shares issued on September 21, 2010 as equity awards issued as part of executive compensation since the Company has been unable to pay wages.

Roger Smith received 10,000,000 shares for providing engineering consulting services to the Company in lieu of cash, and was subsequently elected to the board of directors and accepted his appointment October 08, 2010.

On October 08, 2010 the Company entered into an underwriting agreement regarding its planned initial public offering with Heffernan Capital Management. The Company has determined the fully-underwritten offering to be in the best interest of the Company and its shareholders. The underwriter will underwrite 55,700,000 shares of common stock at a minimum bid of .25 per share. Heffernan Capital Management is a foreign entity licensed Asian fund located in Bangkok, Thailand with $500Mil. under management.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Disclosure not required by a “smaller reporting company.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our Board of Directors was advised by management that its evaluation of internal control over financial reporting identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 5 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has taken all actions to ensure that the filing includes all required content and the financial statements presented are in conformity with US generally accepted accounting principles for interim financial reporting pursuant to the rules of the SEC.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the period covered by the Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Disclosure not required of a “smaller reporting company.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no recent sales of unregistered securities to the general public. The only sale of unregistered securities has been to Robert Gandy founder and previous director, officer and affiliate of the company. Effective February 18, 2010, the Company sold shares as follows: Robert Gandy received 255,000,000 million shares at .0002 in return for $1,000 cash and a commitment to funding operating expenses of the Company up to $50,000. Through September 30, 2010, Mr. Gandy paid $62,819 of expenses on behalf of the Company. The shares would be restricted as a controlled person or affiliate relationship. The shares were issued in reliance upon the exemption from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”), set forth in Section 4(2) thereof.

Effective July 01, 2010, the Company approved a reverse split 1-for-3 of its outstanding common shares of stock. As a result of the split Robert Gandy received 85,000,000 shares.

Marcellous McZeal received 245 million shares in return for legal services valued at $49,000. In consideration of services rendered to date, the company agreed to pay Grealish & McZeal, LLP the aggregate amount of TWO MILLION DOLLARS and 00/100 ($2,000,000.00) in consideration of the services rendered to date and to be rendered in the future, for legal representation. Factors that affect the setting of attorney’s fees are the difficulty encountered in handling the legal and other aspects of the matter, and the actual time and expenses involved. The shares would be restricted as a controlled person or affiliate relationship. The shares were issued in reliance upon the exemption from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”), set forth in Section 4(2) thereof.

Effective July 01, 2010, the Company approved a reverse split 1-for-3 of its outstanding common shares of stock. As a result of the split Marcellous McZeal received 81,666,667 shares.

Marcellous McZeal shall remain Chief Executive Officer and Corporate Counsel for the company and as Chairman of the Board of Directors.

On November 05, 2010 Robert Gandy purchased 1,000,000 common shares of the Company stock in exchange for $10,000 cash and Robert Gandy gifted the shares to Roger Smith. Additionally, Robert Gandy made an unsecured loan to the Company of $3,000 to enable the Company to pay for expenses for accountant and auditor review.

(a) Recent Sales of Unregistered Securities

None.

(b) Initial Public Offering and Use of Proceeds from Sales of Registered Securities

We conducted our initial public offering on October 29, 2010. We entered into an agreement October 08, 2010 offering 55,700,000 shares of our common stock at a price of $0.25 per share on a fully-underwritten basis through Heffernan Capital Management, Bangkok, Thailand. We subsequently entered into a stock subscription agreement on October 29, 2010 with Heffernan Capital to purchase 55,700,000 shares of our common stock at a price of $0.25 per share effectively closing our IPO. We are required to pay an underwriter’s discount or commission in the amount of .10 per share. We have issued 6,800,000 shares common stock to the underwriter as compensation for investor relations and stock promotion. We subsequently entered into a stock subscription agreement with Heffernan Capital Management on October 29, 2010 for Heffernan Capital Management to purchase 55,700,000 shares at $.25 per share effectively closing our Initial Public Offering. The Heffernan Capital Management stock subscription agreement (purchase agreement) is a firm commitment to buy the shares subscribed for. Heffernan Capital Management will close on its purchase of our shares once a ticker symbol has been issued by FINRA approving the Company for trading on the OTCBB (Over-the-counter-bulletin-board) and plan to sale the shares to overseas investors throughout Asia (Non-US citizens).

The offering price of $0.25 per share was arbitrarily determined by us and is not necessarily related to the value of our assets, or our book value, earnings or any other recognized criteria of value.

We propose to seek quotation of our shares of common stock on the OTC Bulletin Board. There can be no assurance that our shares will be accepted for quotation on the OTC Bulletin Board. In order for our shares to be quoted on the OTC Bulletin Board, a market maker will need to apply to make a market in our common stock. In order for our shares to be quoted on the OTC Bulletin Board, we must be a reporting company under the Securities Exchange Act have at least one market maker complete and file a Form 211 with FINRA, and have such application approved by FINRA. We have engaged Montecito Advisors, a market maker to apply for quotation of our shares on the OTC Bulletin Board and we are not able to determine the length of time that it will take for any such application to be approved by FINRA.

Accordingly, an investment in our shares will not be liquid and you may never be able to resell our shares.

The shares being sold to Heffernan Capital Management will result in gross proceeds to us totalling $8,355,000 before deducting the expenses of this offering. We estimate that the expenses of this offering will be approximately $99,500 or 1.1% of the gross offering proceeds if all of the shares are sold. If all of the shares offered by us are not sold, the percentage of offering expenses to gross proceeds may increase and we will receive a lower amount of net proceeds from this offering.

While there are certain costs inherent in being a public reporting company, including the costs of compliance with the periodic reporting and other requirements under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), applicable to public companies as well as the cost of the annual audit of our financial statements to be included in our annual report on Form 10-K, management believes such costs are outweighed by the benefits to be derived from our ability to access certain sources of financing that management does not believe would be available to a privately-held company. In view of current economic conditions and based on discussions with certain private equity funds, management believes that the availability of private equity and debt financing and bank lending for a smaller enterprise with a developed business purpose but limited operating history and limited assets is limited.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Reserved.)

Item 5.	Other Information.

Item 6.	Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date	Filed Herewith

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)				X

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)				X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)				X

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PGI ENERGY FUND I SERIES 2010, INC.

By:	/S/ MARCELLOUS S. MCZEAL	By:	/S/ LIONEL JOHNSON
	Marcellous S. McZeal		Lionel Johnson
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: November 22, 2010